Form 10-K
period 2014-12-31
GNB FINANCIAL SERVICES INC
filed 2015-03-24
CIK 797574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-199324

GNB FINANCIAL SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2412016 (I.R.S. Employer Identification Number)

32 West Market Street Gratz, Pennsylvania (Address of Principal Executive Offices)	17030 (Zip Code)

Registrant’s telephone number, including area code 717.365.3181

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

*See explanatory note below.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File, required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64,028,790.

As of December 31, 2014, the registrant had 505,399 shares of common stock outstanding.

Explanatory Note

The Company has filed a Form 15 with respect to the suspension of the duty to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended. As a result, the Company expects that this annual report on Form 10-K and amendments, if any, thereto , will be the last report filed by the Company with the SEC pursuant to Section 13 of the Exchange Act for the foreseeable future.

GNB FINANCIAL SERVICES, INC.

FORM 10-K

A Warning About Forward-Looking Information

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in GNB’s market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of weak economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition, changes in laws and regulation, including the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder; interest rate movements; information technology difficulties, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and weak economic conditions.

We caution readers not to place undue reliance on these forward-looking statements. They only reflect management’s analysis as of this date. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. GNB does not revise or update these forward-looking statements to reflect events or changed circumstances.

Risk factors include, but are not limited to, the risk factors described in “Item 1A — Risk Factors” of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I

Item 1.                                 Business

General

GNB Financial Services, Inc. (“GNB”) was established in 1986 as a bank holding company whose activities are primarily limited to holding the stock of The Gratz Bank (the “Bank”). Its main office is located at 32 West Market Street, Gratz, PA 17030.

The Bank opened for business on November 9, 1934. The Bank is a Pennsylvania nonmember bank subject to the supervision and regulation of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (“PADBS”). The Bank conducts a general banking business in central Pennsylvania that consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer, commercial and other non-residential purposes. The Bank’s principal types of lending are in agriculture, residential real estate, and consumer.

The Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

The Bank has four banking offices located in Dauphin, Schuylkill, and Northumberland Counties, Pennsylvania. The economy of our market is driven by several major components: agriculture, building trades, coal and other local industries and small businesses. The general economic conditions of all our markets are reflective of the state of Pennsylvania and, to a certain extent, our national economy. Currently, the general outlook for the economy is cautiously optimistic. While moderate growth to stable conditions has been seen, in general, the economy has not shown positive signs of a robust economy. Moreover, the local economy in which we operate is diverse in that the western part of the market is more vibrant and generates a substantial part of loan volume, while the eastern part of the market is less commercially vibrant but generates a substantial amount of deposits.

On July 3, 2014, GNB entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNBM Financial Corporation (“FNBM”), the parent company of The First National Bank of Minersville, under which GNB will acquire FNBM for approximately $13.4 million in stock and cash. Under the terms of the Merger Agreement, FNMB will merge with and into GNB (the “Merger”) after which The First National Bank of Minersville will merge with and into the Bank. Each outstanding share of FNBM common stock will be converted into the right to receive $276.57 per share or 4.7684 shares of GNB’s common stock. This consideration is subject to election of FNBM shareholders and allocation procedures designed to result in transaction consideration that is not greater than 60 percent common stock nor 50 percent cash. Additionally, the consideration is subject to a downward adjustment if loan delinquencies at FNBM increase, or shareholders’ equity at FNBM decreases, beyond specified amounts. Cash will be paid in lieu of fractional shares at a value based on the average closing sale price of GNB’s common stock for the 20 trading days immediately prior to the closing date. The Merger is intended to qualify as a tax-free reorganization for federal income tax purposes. As a result, the shares of FNBM exchanged for GNB’s shares will be transferred on a tax-free basis. The Merger is expected to close during the first quarter of 2015.

On March 28, 2014, GNB and the Bank acquired Liberty Centre Bancorp, Inc., Pottsville, Pennsylvania, and its wholly-owned subsidiary, Liberty Savings Bank, F.S.B., Pottsville, Pennsylvania.

On March 12, 2012, The Gratz National Bank filed an application with the Pennsylvania Department of Banking and Securities to convert from a national banking association to a Pennsylvania state-chartered bank. The conversion was effective June 29, 2012, at which time the bank became known as The Gratz Bank.

On August 5, 2011, the Bank acquired The Herndon National Bank, Herndon, Pennsylvania.

The Bank’s four (4) community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

As of December 31, 2014, GNB had forty (40) full-time equivalent employees. GNB and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

Description of Business

Market Area

The Bank’s primary service area includes Dauphin, Northumberland and Schuylkill Counties, Pennsylvania.

Competition

The financial services industry is highly competitive, and the Bank’s market area is very competitive for financial services products. The Bank competes with financial services providers, such as banks, savings associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. The Bank also faces increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial service subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints, and lower cost structures.

Effects of Economic Trends

The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the Federal Reserve Board (“FRB”), which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are: (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of the Bank.

Banking Services Offered

In order to obtain business from individuals, small and medium sized businesses, and professionals, the Bank offers the following services at competitive rates:

•                  Safe deposit boxes;

•                  Personal and business checking accounts;

•                  Time, demand, and savings deposits;

•                  Statement savings accounts;

•                  Certificates of deposit;

•                  Online banking through the internet; and

•                  Individual retirement accounts.

The Bank also offers the following loan products:

•                  Secured and unsecured lines of credit;

•                  Agricultural loans;

•                  Term loans;

•                  Letters of credit;

•                  Construction loans;

•                  Vehicle loans;

•                  Home mortgage loans;

•                  Home improvement loans; and

•                  Commercial mortgage financing.

Lending Activities

The Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. It is the Bank’s general policy to grant a majority of its loans in its primary market area. This market area includes Dauphin, Northumberland and Schuylkill Counties, Pennsylvania. The Bank’s lending objectives are as follows: (1) to establish a diversified loan portfolio composed of commercial loans, mortgage loans, consumer loans and all other loan types; (2) to provide a satisfactory rate of return to its shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality, and a reasonable profit margin; and, (3) to provide protection for its depositors by maintaining a predetermined level of loans to deposits to ensure liquidity. The Bank manages risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices.

The Bank makes loans for its portfolio to both commercial entities and individual consumers. The types of loans offered include: (1) loans for businesses and individuals on a short term or seasonal basis; (2) loans to individuals for consumer purchases; (3) loans secured by marketable stocks and bonds providing adequate margins for market fluctuations; (4) short term working capital loans secured by the assignment of accounts receivable and inventory; (5) automobile loans; and (6) second liens on commercial and residential real estate. Loans of these types will be considered desirable by the bank provided such loans meet the test of sound credit.

General:  Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a lesser extent, our loan portfolio includes agricultural loans, commercial real estate loans, commercial loans, consumer loans including home equity loans, and municipal loans.

Residential Real Estate Loans:  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. In general, our residential real estate loans are written with a 15 to 30 year amortization with the interest fixed for five years. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We generally do not make conventional loans with loan-to-value ratios exceeding 80% at the time the loan is originated. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold them in our portfolio.

Agricultural Loans:  Agricultural loans are provided to local farmers and agricultural businesses. Agricultural lending activities include lines of credit, revolving credit, term loans, mortgages and various forms of secured lending. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. The Bank has seasoned agricultural lenders on its staff, as well as members of its Board of Directors who are knowledgeable in a wide variety of agricultural business. Loans are secured with real estate collateral, as well as FSA (Farm Service Agency) guarantees, whenever possible.

Commercial Real Estate Loans:  On a limited basis, we offer fixed-rate mortgage loans secured by multi-family and nonresidential real estate. Our multi-family and nonresidential real estate loans are generally secured by apartment buildings, small office buildings and owner-occupied properties. In addition to originating these loans, we may also participate in loans with other financial institutions located primarily in the Commonwealth of Pennsylvania. We originate fixed-rate multi-family and nonresidential real estate loans with terms up to 30 years with the interest rate fixed for five years. These loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

Commercial Loans:  Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

Consumer Loans:  We currently offer consumer loans in the form of home equity loans secured by a lien on the financed property and personal consumer loans, which may be secured or unsecured. Home equity loans are generally written with fixed interest rates for terms up to 15 years and maximum combined loan to value ratios of 80%. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Municipal Loans:  We currently offer loans to qualified local municipalities. This type of lending represents a very small portion of the Bank’s lending activities. These loans are generally supported by the taxing authority of the borrowing municipality and are frequently secured by collateral.

Loan Underwriting Risks

Agricultural lending and commercial lending, including real-estate related loans, entail significant additional risks when compared with residential real estate and consumer lending. For example, these loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate. The Bank offsets such factors by requiring more owner equity, a lower loan to value ratio and by obtaining the personal guaranties of the principals. On agricultural loans, guarantees are sought from the FSA whenever possible. Commercial loans are considered to have a higher degree of credit risk than secured real estate lending. Secured commercial business loans may be secured by collateral that may not be readily marketable in the event of default.

Due to the type and nature of the collateral, consumer lending generally involves more credit risk when compared with residential real estate lending. Consumer lending collections are typically dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance.

Concentrations of Credit Risk

The Bank’s loan portfolio represents loans principally made in Dauphin, Northumberland and Schuylkill Counties, Pennsylvania and contiguous counties that are secured by both residential and commercial real estate. Accordingly, the Bank’s primary concentration of credit risk is related to the real estate market in Dauphin, Northumberland and Schuylkill Counties, Pennsylvania. The ultimate collectability of this portion of the Bank’s portfolio is susceptible to changes in local market conditions and, therefore, dependent upon the local economic environment. In addition, loan concentrations are also considered to exist when there are amounts loaned or committed to be loaned to a multiple number of borrowers engaged in similar activities that would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. Although, the Bank views many of its loans as made to individuals or secured by residential real estate, the Bank’s loan portfolio contains many borrowers who are employed in various professions such as, medical, dental, legal and real estate professionals.

Supervision and Regulation

General

GNB is a bank holding company subject to supervision and regulation by the FRB. In addition, the Bank is subject to supervision, regulation and examination by the FDIC and PADBS, and its deposits are insured by the FDIC. The FDIC must approve bank mergers, if the surviving bank would be a state chartered, non-member bank, as well as the establishment of new branches and new subsidiaries. Federal and state laws also impose a number of requirements and restrictions on the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered, restrictions on the ability to acquire deposits under certain circumstances, and requirements relating to the protection of consumers. The following sections discuss more fully some of the principal elements of the regulatory framework applicable to GNB and the Bank. This discussion is not intended to be an exhaustive description of the statutes and regulations applicable to each of them and is subject to, and qualified by, reference to the statutory and regulatory provisions. A change in these statutes, regulations or regulatory policies, or the adoption of new statutes, regulations or regulatory policies, may have a material effect on GNB’s and the Bank’s respective businesses.

Dodd-Frank Act

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became law on July 21, 2010, there is additional regulatory oversight and supervision of GNB and the Bank. The Dodd-Frank Act significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act also establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S. financial system, promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

Bank Holding Company Act

GNB is required to file with the FRB an annual report, other periodic reports, and such additional information as the FRB may require pursuant to the BHC Act. The FRB also makes examinations of bank holding companies and their subsidiaries. The BHC Act requires each bank holding company to obtain the prior approval of the FRB before it may acquire substantially all of the assets of any bank, or if it would acquire or control more than 5% of the voting shares of such a bank. The FRB considers numerous factors, including its capital adequacy guidelines, before approving such acquisitions.

The Community Reinvestment Act

The Community Reinvestment Act of 1977, as amended, or the CRA, and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised in 1995 to establish performance-based standards for use in examining a depository institution’s compliance with the CRA, referred to in this document as the revised CRA regulations. The revised CRA regulations established new tests for evaluating both small and large depository institutions’ investment in the community. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received a “satisfactory” rating in its last CRA examination in October 2014.

Dividend Restrictions

GNB is a legal entity, separate and distinct from its bank subsidiary, the Bank. Declaration and payment of cash dividends by GNB depends upon cash dividend payments to GNB by the Bank, which is GNB’s primary source of revenue and cash flow. Accordingly, the ability of GNB, and consequently the ability of GNB’s creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of GNB in its capacity as a creditors may be recognized.

As a Pennsylvania chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.

The payment of dividends by GNB and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe or unsound practice.

Capital Requirements and Source of Strength Doctrine

GNB.  Under the Dodd-Frank Act and FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine is commonly known as the “source of strength” doctrine.

The federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) is required to be Tier 1 capital, consisting principally of common shareholders’ equity, related surplus, retained earnings, qualifying perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangibles. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, qualifying preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

At December 31, 2014, GNB qualified as a “small bank holding company” and was, therefore, exempt from the foregoing regulatory capital standards. As a small bank holding company, the FRB will consider the Bank’s capital position in determining the adequacy of GNB’s capital position.

The Bank.  The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, contains provisions limiting activities and business methods of depository institutions. FDICIA required the primary federal banking regulators to promulgate regulations setting forth standards relating to, among other things, internal controls and audit systems; credit underwriting and loan documentation; interest rate exposure, off-balance sheet assets and liabilities; and compensation of directors and officers. FDICIA also provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions’ primary federal banking regulator. Each primary federal banking regulator is required to specify, by regulation, capital standards for measuring the capital adequacy of the depository institutions it supervises and, depending upon the extent to which a depository institution does not meet such capital adequacy measures, the primary federal banking regulator may prohibit such institution from paying dividends or may require such institution to take other steps to become adequately capitalized.

FDICIA established five capital tiers, ranging from “well capitalized” to “critically under-capitalized”. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, “pass through” insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution’s parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company’s bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

At December 31, 2014, the Bank qualified as “well capitalized” under these regulatory capital standards.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the FRB has been notified and has not objected to the transaction.

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2002, or the USA Patriot Act, gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Through amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement agencies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering policies, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations and due diligence standards with respect to correspondent accounts of foreign banks.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•                  A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

•                  A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•                  A minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule).

•                  A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule effective on January 10, 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

Jumpstart Our Business Startups (JOBS) Act

In April 2012, the JOBS Act became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•                  Raising the threshold requiring registration under the Securities Exchange Act of 1934 (“Exchange Act”) for banks and bank holding companies from 500 to 2,000 holders of record;

•                  Raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;

•                  Raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;

•                  Permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;

•                  Allowing private companies to use “crowd funding” to raise up to $1 million in any 12-month period, subject to certain conditions; and

•                  Creating a new category of issuer, called an “Emerging Growth Company”, for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering (IPO) and complying with public company reporting obligations for up to five years.

GNB qualifies as an “Emerging Growth Company,” as defined in the JOBS Act, and, therefore, intends to take advantage of certain reduced public company reporting requirements.

Future Legislation

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted nor if adopted how it would affect the business of GNB. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in greater compliance burden and therefore generally increases the cost of doing business.

Item 1A                           Risk Factors

The risks and uncertainties described below are not the only ones facing GNB.  Additional risks and uncertainties that management is not aware of or is not focused on, or currently deems immaterial may also impair GNB’s business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, GNB’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of GNB’s common stock could decline significantly, and you could lose all or part of your investment.

The soundness of other financial services institutions may adversely affect our credit risk.

We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

GNB is subject to credit risk which may negatively affect our financial condition and results of operations.

There are inherent risks associated with GNB’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where GNB operates, as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. GNB is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject GNB to regulatory enforcement action that could result in the assessment of significant civil money penalties against GNB.

As of December 31, 2014, approximately 28% of GNB’s loan portfolio consisted of agricultural, commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because GNB’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans, some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on GNB’s financial condition and results of operations.

GNB’s ability to pay dividends is subject to limitations.

GNB is a bank holding company and its operations are conducted primarily by the Bank, which is a separate and distinct legal entity. Substantially all of GNB’s assets are and will be held by the Bank.

GNB’s ability to pay dividends depends on its receipt of dividends from its principal banking subsidiary, the Bank, which will be its primary source of dividends. As a state chartered bank, the Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code.

Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that GNB’s subsidiaries will be able to pay dividends in the future or that GNB will generate adequate cash flow to pay dividends in the future. GNB’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Changes in interest rates could adversely impact our financial condition and results of operations.

GNB’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, and rate caps, which restrict changes in their interest rates.

Factors such as inflation, recession, unemployment, money supply, global disorder such as that experienced as a result of the terrorist activity on September 11, 2001, instability in domestic and foreign financial markets, and other factors beyond our control, may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although GNB pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

If we have higher loan losses than we have allowed for, our earnings could materially decrease.

Our loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. We may therefore experience significant credit losses which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.

Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. If an impairment charge is significant enough, it could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

We will be subject to more stringent capital and liquidity requirements in the future, which may adversely affect our net income and future growth.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. As the U.S. implements Basel III, it will lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect GNB.

As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States Government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. Credit downgrades often cause a lower valuation of the Corporation’s securities.

GNB is subject to environmental liability risk associated with lending activities.

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws, may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

We may elect or need to seek additional capital in the future, but that capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In the future, we may elect or need to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on acceptable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth or acquisitions could be materially impaired.

Our financial performance may suffer if our information technology is unable to keep pace with growth or industry developments.

Effective and competitive delivery of our products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for us. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively.

A failure in or a breach of our information systems or infrastructure, including as a result of cyber-attacks, could disrupt our business, damage our reputation, and could have a material adverse effect on our business, financial condition and results of operations.

In the ordinary course of GNB’s business activities, including the ongoing maintenance of deposits, loan and other account relationships for GNB’s customers, and receiving instructions and effecting transactions for those customers and other users of GNB’s products and services, we regularly collect, process, transmit and store significant amounts of confidential information regarding its customers, employees and others. In addition to confidential information regarding our customers, employees and others, GNB and in some cases a third party, compiles, processes, transmits and stores proprietary, non-public information concerning GNB’s business, operations, plans and strategies.

Information security risks for GNB and other financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We rely on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use personal smart phones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers’ confidential information, or otherwise disrupt our or our customers’ or other third parties’ business operations. We believe that it is more likely than not that such attempted attacks may continue.

Although GNB uses a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of our operational or information security system, or those of a third-party service provider, as a result of cyber-attacks or information security breaches could have a material adverse effect on our business, damage our reputation, increase our costs and/or cause significant losses. Although GNB believes that it currently has adequate information security procedures and other safeguards in place and it will continue to make it a priority to develop and enhance controls and processes designed to safeguard our information systems from attacks, damage or unauthorized access, as information security risks and cyber threats continue to evolve, GNB may be required to expend substantial resources to further enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

GNB’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings.

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund.  Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. The Corporation generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and the ability to continue to pay dividends on common stock at the current rate or at all.

GNB’s controls and procedures may fail or be circumvented

Management regularly reviews and updates GNB’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of GNB’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on GNB’s business, results of operations, and financial condition.

New lines of business or new products and services may subject GNB to additional risks.

From time to time, GNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, GNB may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of GNB’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on GNB’s business, results of operations, and financial condition.

GNB may not be able to attract and retain skilled people.

GNB’s success highly depends on its ability to attract and retain key people. Competition for the best people in most activities engaged in by GNB can be intense and GNB may not be able to hire people or to retain them. The unexpected loss of services of one or more of GNB’s key personnel could have a material adverse impact on GNB’s business because of their skills, knowledge of GNB’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. GNB does not currently have employment agreements or non-competition agreements with any of its senior officers.

GNB’s information systems may experience an interruption or breach in security.

GNB relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in GNB’s customer relationship management, general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of GNB’s information systems could damage GNB’s reputation, result in a loss of customer business, subject GNB to additional regulatory scrutiny, or expose GNB to civil litigation and possible financial liability, any of which could have a material adverse effect on GNB’s financial condition and results of operations.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

GNB is an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), and is, therefore, permitted to, and intends to, take advantage of certain exemptions from certain disclosure requirements. We are an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the completion of this merger, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer,” as defined under the federal securities laws. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important. Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of these choices, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Future acquisitions by GNB could dilute your ownership of GNB and may cause GNB to become more susceptible to adverse economic events.

GNB may issue shares of its common stock in connection with future acquisitions and other investments, which would dilute your ownership interest in GNB. While there is no assurance that these transactions will occur, or that they will occur on terms favorable to GNB, future business acquisitions could be material to GNB, and the degree of success achieved in acquiring and integrating these businesses into GNB could have a material effect on the value of GNB common stock. In addition, these acquisitions could require GNB to expend substantial cash or other liquid assets or to incur debt, which could cause GNB to become more susceptible to economic downturns and competitive pressures.

An economic downturn in central Pennsylvania or a general decline in economic conditions could adversely affect GNB’s financial results.

GNB’s operations are concentrated in central Pennsylvania. As a result of this geographic concentration, GNB’s financial results may correlate to the economic conditions in these areas. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic areas depend, or a general decline in economic conditions may adversely affect the quality of the loan portfolio (including the level of non-performing assets, charge offs and provision expense) and the demand for products and services, and, accordingly, GNB’s results of operations. Inflation has some impact on GNB’s and the Bank’s operating costs. GNB’s future acquisitions could dilute your ownership of GNB and may cause GNB to become more susceptible to adverse economic events.

Strong competition within GNB’s market area may limit its growth and profitability.

Competition in the banking and financial services industry is intense. GNB competes actively with other central Pennsylvania financial institutions, many larger than GNB, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. GNB will likely be generally competitive with all institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. Many of the institutions with which GNB competes have substantially greater resources and lending limits and may offer certain services that GNB does not or cannot provide. GNB’s profitability depends upon GNB’s ability to successfully compete in its market area.

GNB operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

GNB and the Bank are subject to extensive regulation, supervision and examination by certain state and federal agencies including the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company, and the Pennsylvania Department of Banking and Securities, as regulator of Pennsylvania chartered banks. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Bank’s and GNB’s operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank.

GNB’s operations of its business, including its interaction with customers, are increasingly done via electronic means, and this has increased its risks related to cyber security.

GNB is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. GNB has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect on the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While GNB has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

GNB is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to GNB’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to GNB’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to GNB, they may result in significant financial liability and/or adversely affect the market perception of GNB and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on GNB’s business, financial condition, and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, GNB may rely on information furnished by, or on behalf of, customers and counterparties, including financial statements, credit reports, and other financial information. GNB may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on GNB’s business and, in turn, GNB’s financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on GNB’s financial condition and results of operations.

Natural disasters, acts of war or terrorism, and other external events could significantly impact GNB’s business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on GNB’s ability to conduct business. Such events could affect the stability of GNB’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause GNB to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, or other adverse external events, may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on GNB’s business, financial condition, and results of operations.

Item 1B                           Unresolved Staff Comments

None.

Item 2                                    Properties

GNB does not own or lease any properties. The Bank owns its principal and executive offices located at 32 West Market Street, Gratz, PA 17030. The Bank also owns two (2) branch offices at 1625 West Main St, Valley View, PA 17983 and 4231 State Route 147, Herndon PA 17830 and leases one (1) branch office at 2221 W. Market Street, Pottsville, PA 17901.

Item 3                                    Legal Proceedings

The nature of GNB’s business generates a certain amount of litigation involving matters arising in the ordinary course of business; however, in the opinion of management, there are no material proceedings pending to which GNB is a party to, or which would be material in relation to GNB’s undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of GNB. In addition, no material proceedings are pending, known to be threatened, or contemplated against GNB by governmental authorities.

Item 4                                    Mine Safety Disclosures

Not applicable.

PART II

Item 5                                    Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

As of December 31, 2014, there were 505,399 shares of GNB common stock outstanding, which were held by approximately 463 holders of record. The number of shareholders does not reflect the number of individuals or institutional investor holding stock in nominee name through banks, brokerage firms, and others.

Additionally, a substantial source of GNB’s income from which it can pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It also is possible, depending on the financial condition of the Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound banking practice. In the event that the Bank is unable to pay dividends to GNB, GNB may not be able to pay dividends on its common stock.

There is a very limited public trading market for GNB common stock. GNB common stock is quoted on the OTCQB market place under the symbol “GNBF”. The following table shows, for the indicated periods, the high and low sales prices per share for GNB common stock as reported on the OTCQB market place and dividends declared per share of GNB common stock. These prices may include retail markups, markdowns, or commissions, and may not represent actual transactions.

	High	Low	Dividend Declared
2014
First Quarter	$58.00	$58.00	$0.20
Second Quarter	147.00	147.00	0.20
Third Quarter	147.00	49.00	0.20
Fourth Quarter	60.00	54.00	0.75
2013
First Quarter	$55.00	$52.00	$0.11
Second Quarter	55.00	55.00	0.11
Third Quarter	58.00	55.00	0.11
Fourth Quarter	58.00	58.00	1.01

Item 6                                    Selected Financial Data

Not required.

Item 7                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, throughout this management’s discussion and analysis of financial condition and results of operations, “we,” “us,” “our,” “management,” and “GNB” refer to GNB Financial Services, Inc., The Gratz Bank, and its management.

The following discussion is intended to focus on and highlight certain financial information regarding GNB and should be read in conjunction with the financial statements and related notes which have been prepared by the management of GNB in accordance with U.S. generally accepted accounting principles.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

This discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as GNB’s plans, objectives, expectations, and intentions. Therefore, this analysis should be read in conjunction with “A Warning About Forward-Looking Information” found elsewhere in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our consolidated financial statements.  Our significant accounting policies are described in Note 1 to our consolidated financial statements as of December 31, 2014.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, and such differences could have a material impact on the carrying values of our assets and liabilities and our results of operations.  Management has reviewed and approved these critical accounting policies and has discussed these policies with GNB’s Audit Committee.

Loans Acquired

Loans acquired, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. In determining the fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated repayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past-due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments.

The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

The Bank applies its general policy for loan classification to acquired loans, both at and subsequent to acquisition. Generally, when loans are 90 days or more past due, they are placed in a non-accrual status and are tested for impairment by reassessing cash flow information and collateral values.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses which is charged to operations.  The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement.  Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated.  Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  A loan is not impaired during a period of delay in payment if GNB expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay.  All loans identified as impaired are evaluated independently by management.  Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.  GNB estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.  Impaired loans, or portions thereof, are charged off when it is determined a realized loss has occurred, generally when foreclosure proceedings have begun, and the fair value of the collateral exceeds the recorded investment in the loan.  Until such time, an allowance for loan losses is maintained for estimated losses.  Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan.  Payments received on nonaccrual loans are recorded as income or applied against principal according to management’s judgment as to the collectability of such principal.

Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial, commercial real estate, agriculture, and municipal loans are reviewed on a regular basis, with a focus on larger loans along with loans that have experienced past payment or financial deficiencies. Larger commercial, commercial real estate, agriculture, and municipal loans which are 90 days or more past due are selected for impairment testing. These loans are analyzed to determine whether they are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All commercial, commercial real estate, agriculture, and municipal loans that are delinquent 90 days and residential mortgage loans that are 120 days delinquent and are placed on nonaccrual status are classified on an individual basis.  The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. GNB allocates allowances based on the factors described below, which conform to GNB’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the loans secured by residential real estate portfolio; (ii) the commercial real estate portfolio; (iii) the consumer loan portfolio; (iv) the commercial loan portfolio; (v) the agriculture portfolio and (vi) the municipal portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the total factor to be applied to nonclassified loans. The following qualitative factors are analyzed:

•                  Changes in underwriting process

•                  Levels of and trends in delinquencies

•                  Trends in volume and terms

•                  Trends in credit quality ratings

•                  Changes in management and lending staff

•                  Economic trends

•                  Changes in loan policies

•                  Concentrations of credit

•                  Changes in collateral

•                  External factors

GNB analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Investment Securities

Currently, GNB’s investment securities portfolio is classified as available for sale.  The portfolio serves principally as a source of liquidity and is carried at fair value with unrealized holding gains and losses for available-for-sale securities reported as a separate component of stockholders’ equity, net of tax, until realized.  Debt securities acquired with the intent to hold to maturity would be classified as held to maturity and carried at cost adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income.  Realized security gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and whether or not GNB intends to sell the security or whether it’s more likely than not that GNB would be required to sell the security before its anticipated recovery in market value. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Restricted stock, which represents required investments in the common stock of correspondent banks is carried at cost and consists of the common stock of Federal Home Loan Bank of Pittsburgh (“FHLB”).

The Bank is a member of the FHLB and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost, and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared with the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.  Management concluded that the stock was not impaired at December 31, 2014 or 2013.

Income Taxes

GNB and the Bank file a consolidated federal income tax return.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Results of Operations for Periods Ended December 31, 2014 and 2013

General.    GNB reported net income available to common stockholders of $1,440,000 and $2,151,000 for the years ended December 31, 2014 and 2013, respectively.  Basic and diluted earnings per share for the years of 2014 and 2013 were $2.85 and $4.26, respectively.  The decrease in net income for 2014, compared to the same period in 2013 of $711,000, or 33.1%, resulted primarily from an increase in non-interest expense of $1,955,000, of which approximately $1,178,000 is attributable to non-recurring merger expenses in connection with GNB’s acquisition of FNBM Financial Corporation and Liberty Savings Bank F.S.B. These were partially offset by an increase in net interest income of $735,000, a decrease in provision for loan losses of $286,000, increases of $108,000 in securities gains and an increase in service charges on deposit accounts of $108,000.  Return on average assets and return on average equity for 2014 were 0.71% and 5.76%, respectively, as compared to 1.16% and 8.52% for the same period in 2013.

Average Balance Sheet and Yield/Rate Analysis.    The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities, and the resultant average costs, net interest income, interest rate spread, and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include nonaccrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%.

	For the Years Ended December 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)

Interest-earning assets:
Loan, net (3)(4)	$133,427	$7,177	5.39%	$116,067	$6,343	5.48%
Taxable investment securities	17,012	251	1.48%	19,544	321	1.64%
Non-taxable investment securities (3)	11,025	244	3.35%	13,690	255	2.82%
Interest bearing deposits and Federal funds sold	28,586	292	1.02%	22,287	334	1.50%
Total interest-earning assets	190,050	7,964	4.19%	171,588	7,253	4.32%
Non-interest-earning assets	12,024			13,494
Total assets	$202,074			$185,082
Interest-bearing liabilities:
Interest-bearing checking	$45,646	$246	0.54%	$40,875	$216	0.53%
Savings accounts	50,398	108	0.21%	45,228	98	0.22%
Certificates of deposits	53,984	575	1.07%	49,592	619	1.25%
Total deposits	150,028	929	0.62%	135,695	933	0.69%
Short-term borrowings	217	1	0.22%	0	0
FHLB Advances	1,331	22	1.65%	2,998	43	1.43%
Total interest-bearing liabilities	151,576	952	0.63%	138,693	976	0.70%
Non-interest-bearing liabilities	25,504			21,142
Total liabilities	177,080			159,835
Retained earnings	24,994			25,247
Total liabilities and retained earnings	$202,074			$185,082
Net interest income		$7,012			$6,277
Interest rate spread (1)			3.56%			3.62%
Net interest margin (2)			3.69%			3.75%
Ratio of average interest-earnings assets to average interest-bearing liabilities			125.38%			123.72%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Yields are presented on a fully tax-equivalent basis using a 34% federal statutory tax rate.

(4) Tax equivalent adjustments to the loan average yield for tax-exempt loans were $32 and $ 21 for the periods ended December 31, 2014 and 2013, respectively.

Analysis of Changes in Net Interest Income.    The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in GNB’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax equivalent basis.

	For the Nine Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans, net	$938	$(104)	$834
Taxable investment securities	(40)	(30)	(70)
Non-taxable investment securities	(80)	69	(11)
Interest bearing balances and Federal funds sold	80	(122)	(42)
Total interest-earnings assets	$898	$(187)	$711

Interest expense:
Interest-bearing checking	$26	$4	$30
Savings accounts	13	(3)	10
Certificates of deposit	52	(96)	(44)
Total deposits	91	(95)	(4)
Short-term borrowings	—	1	1
FHLB Advances	(27)	6	(21)
Total interest-bearing liabilities	$64	$(88)	$(24)

Change in net interest income	$834	$(99)	$735

Net interest income.    Net interest income, the primary source of revenue for GNB, is determined by GNB’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect GNB’s net interest income. Net interest income increased by $735,000, or 11.7%, to $7,012,000 for the year 2014, as compared to $6,277,000 for the same period in 2013. This increase in net interest income can be attributed to the increase in interest income of $711,000, or 9.8%, and the decrease in interest expense of $24,000, or 2.5%. The decrease to interest expense reflects a pay-down of FHLB advances in the first nine months of 2014 compared to the same period of 2013, as well as an 18 basis point decrease in the cost of funds for certificates of deposit.  Comparatively, during the years 2014 and 2013, loan interest income comprised 90.1% and 87.5%, respectively, of interest income, and investment interest comprised 6.2% and 7.9%, respectively, of interest income.

Interest income.    Interest income increased $711,000, or 9.8%, to $7,964,000 in 2014, as compared to $7,253,000 for the same period of 2013. This increase in interest income can be attributed to the increase in interest earned on loans of $834,000, or 13.1%, partially offset by a decrease in interest earned on investments, and interest bearing balances and federal funds sold of $123,000, or 13.5%.

Interest earned on loans increased $834,000, or 13.1%, to $7,177,000 for the year 2014, compared to $6,343,000 for the same period of 2013. This increase was attributable to an increase in the average balance of loans outstanding of $17.3 million, or 14.9%, to $133.4 million for year ended December 31, 2014, as compared to $116.1 million for the same period of 2013.  This is primarily the result of the Liberty Savings Bank F.S.B. acquisition.

Interest earned on investments decreased $81,000, or 14.1%, to $495,000 for the year ended December 31, 2014, as compared to $576,000 for the same period of 2013. This decrease was primarily attributable a declining average balance of $5.2 million.

Interest income on interest bearing deposits and federal funds sold decreased $42,000 for the year ended December 31, 2014 as compared to the same period of 2013.  There was a decrease in the yield from 1.50% for the year ended December 31, 2013 to 1.02% for the same period in 2014.

Interest expense.    Interest expense decreased $24,000, or 2.5%, to $952,000 for the year ended December 31, 2014, as compared to $976,000 for the same period of 2013. This decrease in interest expense can be attributed to decreases in interest incurred on FHLB borrowings of $21,000 due to a decrease in average outstanding borrowings, as well as to a reduction in cost of funds for certificates of deposit during the period from 1.25% to 1.07%.

Provision for loan losses.    GNB maintains an allowance for loan losses in an amount, which, in management’s judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio.  The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses, after net charge-offs have been deducted, to bring the allowance to a level which is considered adequate to absorb potential losses inherent in the loan portfolio in accordance with generally accepted accounting principles (“GAAP”). The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, generally prevailing economic conditions, changes in size and composition of the loan portfolio, and considerations relating to specific loans, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses decreased by $285,000 due to a credit provision of $230,000 for the year ended December 31, 2014, as compared to a provision of $55,000 for the same period of 2013.  The reversal was made based on the analysis for allowance for loan losses in light of improved performance of the loans originated by the Bank and improving qualitative factors including that of an improving economy. GNB experienced net charge-offs of $28,000 in 2014, compared to net charge-offs of $14,000 in 2013.

Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans.

Management reviews significant factors affecting the allowance regularly and believes that the allowance was adequate to cover potentially uncollectible loans as of December 31, 2014 and 2013.

Noninterest income.    The following table shows the breakdown of noninterest income for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
Service charges on deposit accounts	$650	$542	$108	19.9
Earnings on Bank-owned life insurance	171	168	3	1.8
Investment Securities Gain	108	—	108	—
Other	70	16	54	337.5
	$999	$726	$273	37.6

Noninterest income increased $273,000 from $726,000 for the year 2013 to $999,000 for the year 2014.  This increase in total noninterest income resulted primarily from a gain on the sale of securities of $108,000 in 2014 and increased service charges on deposit accounts, which resulted in income of $650,000 for 2014, as compared to $542,000 for the same period of 2013. This increase in service charges is largely attributable to the deposit accounts added due to the merger with Liberty Savings Bank F.S.B., Pottsville, PA, which was completed in the first quarter of 2014.

Noninterest expense.    The following table shows the breakdown of noninterest expense for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,		Change
	2014	2013	Amount	%
Compensation and employee benefits	$2,484	$2,060	$424	20.6
Occupancy	305	187	118	63.1
Furniture and fixtures	167	114	53	46.5
Data processing	550	302	248	82.1
Professional fees	1,160	315	845	268.3
Shares tax	282	270	12	4.4
Other	879	625	254	40.6
	$5,827	$3,873	$1,954	50.5

Noninterest expense was $5.8 million for the year ended December 31, 2014, a $1,954,000, or 50.5%, increase from noninterest expense of $3.9 million for the same period of 2013.  The increase is largely attributable to one-time merger expenses including legal and professional fees, and data processing fees of approximately $1,178,000.

GNB’s efficiency ratio was 72.7% and 55.3% for the years ended December 31, 2014 and 2013, respectively.  The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. Based on this calculation, GNB spent $0.73 on average to earn $1.00 of revenue for the year ended December 31, 2014.

Salaries and employees benefits increased $424,000, or 20.6%, for the year 2014 to $2,484,000, compared to $2,060,000 for the same period of 2013.  This increase is primarily attributed to the increase in full-time equivalent employees from 30 at December 31, 2013, to 40 at December 31, 2014, and due mainly to the employees acquired through the merger with Liberty Savings Bank F.S.B.  Occupancy and equipment expenses also increased as a result of the additional office acquired in the Liberty acquisition.

Provision for income taxes.    The provision for income taxes increased $51,000, or 5.5%, to $974,000 for the year of 2014, as compared to $923,000 for the same period of 2013.  This increase is due to an increase in taxable income associated with non-deductible merger expenses incurred in 2014.  The effective tax rate for the year ended December 31, 2014, was 40.3%, compared to 30.0% for the same period of 2013.

Results of Operations for Fiscal Years Ended December 31, 2013 and 2012.

General.    GNB reported net income available to common stockholders of $2.2 million and $2.3 million, in 2013 and 2012, respectively.  Basic and diluted earnings per share were $4.26 and $4.45 for 2013 and 2012, respectively.  The decrease in net income for 2013 resulted primarily from decrease of net interest income of $200,000 and an increase of non-interest expense of $157,000 partially offset by a decrease in provision for loan losses of $36,000 and an increase in non-interest income of $90,000.  Return on average assets and return on average equity for 2013 were 1.16% and 8.52%, respectively, as compared to 1.26% and 9.47% for 2012.

Average Balance Sheet and Yield/Rate Analysis.    The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread, and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages, and the average loan balances include nonaccrual loans and exclude the allowance for loan losses and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities and loans (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%.

	For the Years Ended December 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)

Interest-earning assets:
Loan, net (4)	$116,067	$6,343	5.48%	$109,366	$6,531	5.99%
Taxable investment securities	19,544	321	1.64%	20,382	400	1.96%
Non-taxable investment securities (3)	13,690	255	2.82%	14,852	317	3.23%
Interest-bearing deposits and Federal funds sold	22,287	334	1.50%	22,569	375	1.66%
Total interest-earning assets	171,588	7,253	4.32%	167,169	7,623	4.66%
Non-interest-earning assets	13,494			12,689
Total assets	$185,082			$179,858
Interest-bearing liabilities:
Interest-bearing checking	$40,875	216	0.53%	$35,074	177	0.50%
Savings accounts	45,228	98	0.22%	44,230	134	0.30%
Certificates of deposits	49,592	619	1.25%	53,065	800	1.51%
Total deposits	135,695	933	0.69%	132,369	1,111	0.84%
Short-term borrowings	0	0		0	0
FHLB Advances	2,998	43	1.43%	3,000	65	2.17%
Total interest-bearing liabilities	138,693	976	0.70%	135,369	1,176	0.87%
Non-interest-bearing liabilities	21,142			20,484
Total liabilities	159,835			155,853
Retained earnings	25,247			24,005
Total liabilities and retained earnings	$185,082			$179,858
Net interest income		$6,277			$6,447
Interest rate spread (1)			3.62%			3.79%
Net interest margin (2)			3.75%			3.96%
Ratio of average interest-earnings assets to average interest-bearing liabilities			123.72%			123.49%

(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3) Yields are presented on a fully tax-equivalent basis using a 34% federal statutory tax rate.

(4) Tax equivalent adjustments to the loan average yield for tax-exempt loans were $21 and $12 for the periods ended December 31, 2013 and 2012, respectively.

Analysis of Changes in Net Interest Income.    The following table analyzes the changes in interest income and interest expense in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate), and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflect the changes in interest income on a fully tax equivalent basis.

	For the Years Ended December 31,
	2013 vs. 2012
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$387	$(575)	$(188)	$
Taxable investment securities	(16)	(63)	(79)
Non-taxable investment securities	(24)	(38)	(62)
Interest-bearing balances and Federal funds sold	(5)	(36)	(41)
Total interest-earnings assets	$342	$(712)	$(370)	$

Interest expense:
Interest-bearing checking	$31	$8	$39	$
Savings accounts	3	(39)	(36)
Certificates of deposit	(50)	(131)	(181)
Total deposits	(16)	(162)	(178)
FHLB Advances	—	(22)	(22)
Total interest-bearing liabilities	$(16)	$(184)	$(200)	$

Change in net interest income	$358	$(528)	$(170)	$

2013 Results Compared to 2012 Results

Net interest income.    Net interest income, the primary source of revenue for GNB, is determined by GNB’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets and the relative amounts of interest-earning assets and interest-bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest-earning assets and liabilities affect GNB’s net interest income. Net interest income decreased by $170,000, or 2.6%, to $6.3 million in 2013, compared to $6.4 million in 2012. This decrease in net interest income can be attributed to a decrease in interest income of $370,000, or 4.8%, and a decrease in interest expense of $200,000, or 17.0%. The decrease to interest expense reflects a 17 basis point decrease in the cost of interest-bearing liabilities to 0.70% in 2013 from 0.87% in 2012.  Comparatively, during 2013 and 2012, loan interest income comprised 87.4% and 85.7% of interest income, and investment interest comprised 7.9% and 9.4%, respectively, of interest income.

Interest income. Interest income decreased $370,000, or 4.9%, to $7.3 million for 2013, compared to $7.6 million for 2012. This decrease in interest income can be attributed to a decrease in interest earned on loans of $188,000 coupled with a decrease in interest earned on investment securities of $141,000.

Interest earned on loans decreased $188,000, or 2.9%, to $6.3 million for 2013, compared to $6.5 million for 2012. This decrease was attributable to a decrease in yield on the portfolio of 51 basis points to 5.48% for the year ended December 31, 2013, as compared to 5.99% for 2012.  Partially offsetting this decrease, was an increase in the average balance of loans to $116.1 million for the year ended December 31, 2013 from $109.4 million for the comparative period of 2012.

Interest earned on taxable securities decreased $79,000, or 19.8%, to $321,000 for the year ended December 31, 2013, compared to $400,000 for 2012. This decrease was primarily attributable to a decline in yield on the portfolio of 32 basis points to 1.64% for the year ended December 31, 2013, compared to 1.96% for 2012.  Also contributing to this decrease was a decline in the yield of nontaxable securities as well as a decline in the average balance of these securities.

Interest income on interest bearing deposits and federal funds sold decreased $41,000 for the year ended 2013 as compared to 2012.  There was a decrease in the yield from 1.66% for the year ended 2012 to 1.50% for 2013.

Interest expense.    Interest expense decreased $200,000, or 17.0%, to $1.0 million for the year ended December 31, 2013, compared to $1.2 million for 2012. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowings of $178,000 and $22,000, respectively.

Interest incurred on deposits decreased $178,000, or 16.0%, from $1.1 million for the year ended December 31, 2012, compared to $0.9 million for 2013. This decrease was primarily attributable to a decrease in the cost of interest-earning deposits of 15 basis points to 0.69% in 2013 from 0.84% in 2012, partially offset by an increase of $3.3 million, or 2.5%, in the average balance of interest-bearing deposits to $135.7 million for 2013 as compared to $132.4 million for 2012. Interest on borrowings with the FHLB, decreased $22,000, or 33.9%, to $43,000 for the year ended December 31, 2013, compared to $65,000 for 2012.

Provision for loan losses.    Management concluded that the allowance was adequate as of December 31, 2013 and 2012 based on an analysis of both quantitative and qualitative factors in GNB’s test of allowance adequacy. The provision for loan losses decreased $37,000 to $55,000 for the year ended December 31, 2013, compared to $92,000 for 2012. These provisions were part of the normal operations of GNB for 2013. As a result of the provisions for loan losses during 2013 and 2012, GNB’s allowance for loan losses amounted to $1,416,000, or 1.16%, of GNB’s total loan portfolio at December 31, 2013, compared to $1,375,000, or 1.20%, at December 31, 2012. GNB’s allowance for loan losses as a percentage of non-performing loans at December 31, 2013 and December 31, 2012 was 360.31% and 264.93%, respectively.

Noninterest income.    The following table shows the breakdown of noninterest income for the years ended December 31, 2013 and 2012 (dollars in thousands).

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
Service charges on deposit accounts	$542	$465	$77	16.6
Earnings on Bank-owned life insurance	168	148	20	13.5
Other	16	22	(6)	(27.3)
	$726	$635	$91	14.3

Noninterest income increased $91,000 from $635,000 for 2012 to $726,000 for 2013.  The increase in total noninterest income during 2013 compared to 2012 resulted primarily from increased income on service charges on deposit accounts of $77,000, as well as an increase in tax-free earnings on bank owned life insurance of $20,000. The increase in service charges is primarily due to the increase in deposit accounts attributable to the acquisition of Liberty Savings Bank F.S.B.

Noninterest expense.    The following table shows the breakdown of noninterest expense for the years ended December 31, 2013 and 2012 (dollars in thousands).

	For the Year Ended December 31,		Change
	2013	2012	Amount	%
Compensation and employee benefits	$2,060	$2,152	$(92)	(4.3)
Occupancy	187	188	(1)	(0.5)
Furniture and fixtures	114	88	26	29.5
Data processing	302	365	(63)	(17.3)
Professional fees	315	154	161	104.5
Shares tax	270	200	70	35.0
Other	625	569	56	9.8
	$3,873	$3,716	$157	4.2

Noninterest expense was $3.9 million for the year ended December 31, 2013, a $157,000, or 4.2%, increase from noninterest expense of $3.7 million for 2012.  The major changes were an increase in $161,000 in professional fees, which involved some merger expenses with Liberty Savings Bank, as well as an increase of $70,000 in Pennsylvania shares tax assessed on the larger capital base in 2013 compared to 2012.

GNB’s efficiency ratio was 55.3% and 52.5% for the years ended December 31, 2013 and 2012, respectively.  The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. Based on this calculation, GNB spent $0.55 on average to earn $1.00 of revenue during the year ended December 31, 2013.

Provision for income taxes.  The provision for income taxes decreased $79,000, or 7.9%, to $923,000 for 2013 as compared to $1,002,000 for 2012.  This decrease is due to a decrease in pre-tax income of $201,000, or 6.1%, to $3.1 million for 2013 as compared to $3.3 million for 2012.  The effective tax rate for 2013 was 30.0% compared to 30.6% for 2012.

Changes in Financial Condition

General — December 31, 2014 versus December 31, 2013

GNB’s total assets increased $27.2 million, or 14.8%, to $210.9 million at December 31, 2014 from $183.7 million at December 31, 2013, largely due to the assets acquired in the acquisition of Liberty Savings Bank F.S.B., Pottsville, PA, which was completed in the first quarter of 2014.  The increase was primarily comprised of increases in interest bearing deposits with other institutions, and net loans of $13.0 million and $21.3 million, respectively, partially offset by decreases in investment securities of $2.4 million and decreases in certificates of deposit with other banks of $4.5 million.

The increase in GNB’s total assets reflects a corresponding increase in total liabilities of $26.4 million, or 16.7%, to $184.7 million at December 31, 2014, compared to $158.3 million at December 31, 2013, and an increase in total stockholders’ equity of $0.8 million, or 3.0%, to $26.2 million at December 31, 2014, compared to $25.4 million at December 31, 2013.  The increase in total liabilities is primarily due to an increase in deposits of $27.3 million, or 17.6%, to $182.3 million from $155.0 million.  The net increase in total stockholders’ equity is primarily attributed to an increase in retained earnings of $758,000.

General - December 31, 2013 versus December 31, 2012

GNB’s total assets increased $1.1 million, or 0.6%, to $183.7 million at December 31, 2013 from $182.6 million at December 31, 2012.  The increase was primarily comprised of increases in net loans and in bank premises of $7.3 million and $1.0 million, respectively, partially offset by a decrease in cash and cash equivalents of $6.7 million.

The increase in GNB’s total assets reflects a corresponding increase in total stockholders’ equity of $800,000, or 3.2%, to $25.4 million at December 31, 2013 compared to $24.6 million at December 31, 2012. The net increase in total stockholders’ equity is primarily attributed to an increase in retained earnings of $1.4 million, partially offset by decreases in accumulated other comprehensive income of $382,000 and purchases of treasury stock of $301,000.

Investment securities available for sale.  The investment portfolio, a portion of which is classified as available for sale, increased $2,713,000, or 15.0%, to $20.8 million at December 31, 2014, compared to $18.1 million at December 31, 2013.  The primary purposes of GNB’s investment portfolio are to provide a source of liquidity sufficient to meet deposit withdraws or loan funding demands, to assist in the management of interest rate risk, and to secure certain public deposits. The amortized costs and the fair value of investment securities are as follows.

Contractual maturities and yields on investment securities are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)

Negotiable certificates of deposit	$200	1.00%	$5,146	1.75%	$992	2.42%	$—		$6,338	$6,296	1.83%
U.S. government agency securities	811	2.74%	10,087	1.72%	3,702	1.91%			14,600	14,530	1.83%
Obligations of states and political subdivisions	1,501	2.42%	4,416	2.39%	3,350	2.56%	—		9,267	9,314	2.46%

Total	$2,512	2.41%	$19,649	1.88%	$8,044	2.24%	$—		$30,205	$30,140	2.02%

There were 61 positions, out of 123 total positions, that were temporarily impaired at December 31, 2014.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) whether or not GNB is more likely than not to sell the security before recovery of its cost basis.   As of December 31, 2014, management does not have the intent to sell any of the securities in the investment table and believes that it is more likely than not that GNB will not have to sell any such securities before a recovery of cost. GNB has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector credit ratings changes, or Company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.  Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes the impairments are temporary and no impairment loss has been realized in GNB’s Consolidated Statement of Income.

Loans.    Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in the loan portfolio. Average loans for the years ended December 31, 2014 and 2013 were $133.4 million and $116.1 million, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2014 and 2013 were $143.1 million and $121.8 million, respectively.  The principal component of GNB’s loan portfolio is loans secured by residential real estate. Most of GNB’s real estate loans are secured by residential or commercial property.  GNB does originate traditional long-term residential mortgages.  GNB obtains a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, GNB limits the loan-to-value ratio on loans we make to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the composition of GNB’s loan portfolio for each of the five years ended December 31:

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Agriculture loans	$19,569	13.7%	$20,176	16.6%	$20,126	17.6%	$20,498	18.5%	$17,197	17.6%
Commercial loans	17,263	12.1%	19,020	15.6%	19,152	16.7%	16,974	15.4%	13,413	13.8%
Commercial real estate loans	2,621	1.8%	3,458	2.8%	4,165	3.6%	5,250	4.8%	5,321	5.5%
Residential real estate loans	98,770	69.0%	75,017	61.6%	68,502	59.9%	65,473	59.2%	60,000	61.5%
Consumer loans	1,208	0.8%	1,136	0.9%	1,229	1.1%	1,797	1.6%	1,521	1.6%
Municipal loans	3,628	2.5%	2,944	2.4%	1,276	1.1%	518	0.5%	61	0.1%
	143,059	100.0%	121,751	100.0%	114,450	100.0%	110,510	100.0%	97,513	100.0%
Less:
Allowance for loan losses	1,158		1,416		1,375		1,468		1,320
Total	$141,901		$120,335		$113,075		$109,042		$96,193

The following table summarizes the loan maturity distribution by type, and related interest rate characteristics.  The information in this table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
		Due after
	Due within	one through	Due after
(Dollars in thousands)	one year	five years	five years	Total

Agriculture loans	$2,377	$2,508	$14,684	$19,569
Commercial loans	3,967	8,323	4,973	17,263
Commercial real estate loans	20	1,114	1,487	2,621
Residential real estate loans	2,032	6,687	90,051	98,770
Consumer loans	146	625	437	1,208
Municipal loans	—	702	2,926	3,628

Total loans	$8,542	$19,959	$114,558	$143,059

Loans maturing after one year with:
Fixed interest rates				$125,922
Floating interest rates				8,595
				$134,517

	December 31, 2013
		Due after
	Due within	one through	Due after
(Dollars in thousands)	one year	five years	five years	Total

Agriculture loans	$2,808	$1,929	$15,439	$20,176
Commercial loans	4,807	4,723	9,490	19,020
Commercial real estate loans	128	650	2,680	3,458
Residential real estate loans	808	3,895	70,314	75,017
Consumer loans	139	753	244	1,136
Municipal loans	—	720	2,224	2,944

Total loans	$8,690	$12,670	$100,391	$121,751

Loans maturing after one year with:
Fixed interest rates				$106,524
Floating interest rates				6,537
				$113,061

Allowance for loan losses.  The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses which is charged to operations.  The provision is based on management’s periodic evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant change in the near term.

At December 31, 2014 and 2013, the allowance for loan losses was $1,158,000 and $1,416,000, respectively, or 0.81% and 1.16% of total loans, respectively.  The slight decrease in the allowance for loan losses reflects a similar decrease in specific reserves on impaired loans.  GNB had net charge-offs of $28,000 in 2014 as compared to net charge-offs in 2013 of $14,000.

The following table summarizes the activity related to GNB’s allowance for loan losses for the five years ended December 31:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$1,416	$1,375	$1,323	$1,275	$917

Charge-offs:
Agriculture loans	5	—	—	—	—
Commercial loans	76	1	69	36	42
Commercial real estate loans	—	—	—	—	—
Residential real estate loans	79	45	49	—	69
Consumer loans	13	10	9	4	8
Municipal loans	—	—	—	—	—
Total charge-offs	173	56	127	40	119

Recoveries:
Agriculture loans	11	—	—	—	—
Commercial loans	20	18	54	51	—
Commercial real estate loans	—	—	—	—	—
Residential real estate loans	111	14	21	—	—
Consumer loans	3	10	12	12	8
Municipal loans	—	—	—	—	—
Total recoveries	145	42	87	63	8

Net (charge-offs) recoveries	(28)	(14)	(40)	23	(111)

Provision (credit) for loan losses	(230)	55	92	25	469

Ending balance	$1,158	$1,416	$1,375	$1,323	$1,275

Ratios:
Net charge-offs (recoveries) to average gross loans outstanding	0.02%	0.01%	0.04%	(0.02)%	0.11%
Allowance for loan losses to gross loans	0.81%	1.16%	1.20%	1.20%	1.31%

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans as of the five years ended December 31, 2014:

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Agriculture loans	$165	13.7%	$236	16.6%	$235	17.6%	$199	18.5%	$215	17.6%
Commercial loans	188	12.1%	277	15.6%	279	16.7%	188	15.4%	224	13.8%
Commercial real estate loans	20	1.8%	43	2.8%	52	3.6%	57	4.8%	121	5.5%
Residential real estate loans	622	69.0%	766	61.7%	719	59.9%	838	59.2%	699	61.4%
Consumer loans	14	0.8%	16	0.9%	16	1.1%	20	1.6%	16	1.6%
Municipal loans	9	2.5%	7	2.4%	3	1.1%	—	0.5%	—	0.1%
Unallocated	140		71	—	71	—	21	—	—	—
Total	1,158	100.0%	1,416	100.0%	1,375	100.0%	1,323	100.0%	1,275	100.0%

Nonperforming Assets. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans as of the five years ended December 31, 2014.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or, after considering economic or business conditions and collection efforts, the borrower’s financial condition is such that the collection of the loan is doubtful.

	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans:
Agriculture loans	$241	$260	$280	$299	$307
Commercial loans	60	—	—	65	—
Commercial real estate loans	—	—	—	—	—
Residential real estate loans	688	133	239	1,078	51
Consumer loans	2	—	—	14	—
Municipal loans	—	—	—	—	—

Total nonaccrual loans	991	393	519	1,456	358

Loans delinquent 90 days or greater and still accruing:
Agriculture loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Commercial real estate loans	—	—	—	—	—
Residential real estate loans	—	—	—	—	436
Consumer loans	—	—	—	—	—
Municipal loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	436

Total nonperforming loans	991	393	519	1,456	794

Other real estate owned	—	72	—	—	—

Total nonperforming assets	$991	$465	$519	$1,456	$794

Ratios:
Nonperforming loans to gross loans	0.69%	0.32%	0.45%	1.32%	0.81%
Nonperforming assets to gross assets	0.47%	0.25%	0.28%	0.83%	0.55%
Allowance for loan losses to nonperforming loans	116.85%	360.31%	264.93%	90.87%	160.58%
Allowance for loan losses to nonperforming loans excluding acquired loans	303.94%	360.30%	264.93%	90.87%	160.58%

At December 31, 2014, nonperforming assets were approximately $991,000, or 0.47%, of total assets and nonperforming loans were 0.69% of total loans.  Comparatively, at December 31, 2013, nonperforming assets were $465,000, or 0.25%, of total assets and nonperforming loans were 0.32% of total loans.  Comparatively, at December 31, 2012, nonperforming assets were $519,000, or 0.28%, of total assets and nonperforming loans were 0.45% of total loans. Nonaccrual loans increased $598,000 to $991,000 at December 31, 2014, from $393,000 at December 31, 2013.  Nonaccrual loans decreased by $126,000 to $393,000 at December 31, 2013, from $519,000 at December 31, 2012.  This increase in nonaccrual loans in 2014 was primarily due to the addition of nonaccrual residential real estate loans through the acquisition of Liberty Savings Bank of Pottsville. The amount of foregone interest income on nonaccrual loans for the years ended December 31, 2014 and 2013, was approximately $46,000 and $25,000,   respectively.  The increase in nonperforming assets is primarily due to loans acquired in the Liberty Savings Bank, F.S.B. merger for which specific credit marks of approximately $148,000 were recognized.  As of December 31, 2014, there were approximately $455,000 of acquired loans that were on nonaccrual status since acquisition.  There were no loans delinquent 90 days or greater and still accruing.  For all other loans that did not exhibit evidence of deteriorated credit quality at acquisition, such loans continue to be classified as accruing. The changes in coverage ratio are illustrated in the table above.  The coverage ratio is shown both including and excluding acquired loans.  Management is actively monitoring and working through the non-performing loans that were acquired through merger.

The allowance for loan losses to nonperforming loans ratio is a credit metric that management utilizes in managing its asset quality.  This measurement has been impacted through the acquisition of loans from Liberty Savings Bank of Pottsville during 2014 and currently stands at 116.85%.  However, excluding these acquired loans, the allowance for loan losses to nonperforming loans ratio was 303.94% at December 31, 2014, and has continued to reflect improvement in the Company’s originated asset quality over the past three years.  In 2011, there were residential loans of approximately $1.1 million that were on nonaccrual, which were subsequently repaid.  These positive trends, along with successful ongoing problem credit resolution efforts and an improving economy, have contributed to management’s overall evaluation of the adequacy of the Company’s allowance for loan losses.

At December 31, 2014, impaired loans totaled $1,044,000 of which none of these impaired loans had a specific allowance allocation.  At December 31, 2013, impaired loans totaled $394,000, and at December 31, 2012, impaired loans totaled $398,000.  None of the impaired loans in either year had a specific allowance allocation. Impaired loans increased in 2014 due to loans acquired in the purchase of Liberty Savings Bank, F.S.B.

At December 31, 2014, approximately 90% of our loans were collateralized by real estate, and 100% of our impaired loans were secured by real estate. GNB utilizes third-party appraisers to determine the fair value of collateral dependent loans. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of December 31, 2014, there are no impaired loans carried at a value in excess of the appraised value. GNB typically records a charge-off or creates a specific reserve for impaired loans when repayment is not expected to occur as agreed upon under the original terms of the loan agreement.

GNB considers a loan to be a troubled debt restructuring (“TDR”) when the debtor experiences financial difficulties and GNB provides concessions with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, GNB may restructure loan terms to assist borrowers facing challenges in the current economic environment.

During the year ended December 31, 2012, GNB modified the terms of two agriculture loans and one residential real estate loan relationship totaling $531,000 in the form of interest rate reductions for the agricultural loans and a payment reduction on the residential real estate loan.  There was one commercial TDR during the period ended December 31, 2014, a residential real estate relationship totaling $123,000 post-modification, and none in year 2013. See Note 4 to the consolidated financial statements for additional information on TDRs.

Deposits. The average amount and the average rate paid on deposits are summarized below for the periods ended December 31:

	For the Years Ended December 31,
	2014			2013			2012
Deposit type:	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Non-interest bearing demand	$25,504	14.5%	—	$21,142	13.5%	—	$20,484	13.4%	—
Interest-bearing checking	45,646	26.0%	0.54%	40,875	26.1%	0.53%	35,074	22.9%	0.50%
Savings accounts	50,398	28.7%	0.21%	45,228	28.8%	0.22%	44,230	28.9%	0.30%
Time deposits	53,984	30.8%	1.07%	49,592	31.6%	1.25%	53,065	34.8%	1.51%

Total deposits	$175,532	100.0%		$156,837	100.0%		$152,853	100.0%

Our primary sources of funds for loans and investments are our deposits, advances from the FHLB of Pittsburgh, and federal funds purchased.  Our core deposits as of December 31, 2014, and as of December 31, 2013 and 2012, represented $122.6 million, or 67.2%, of total deposits, $100.3 million, or 64.7% of total deposits, and $97.0 million, or 63.0%, of total deposits, respectively.  Our loan-to-deposit ratio was 77.5%, 78.6%, and 74.4% at December 31, 2014 and December 31, 2013 and 2012, respectively.

All of GNB’s time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

December 31,
(Dollars in thousands)	2014
Within three months	$3,773
Beyond three but within six months	2,459
Beyond six but within twelve months	5,199
Beyond one year	8,785

Total	$20,216

December 31,
(Dollars in thousands)	2013
Within three months	$4,084
Beyond three but within six months	3,093
Beyond six but within twelve months	5,068
Beyond one year	4,705

Total	$16,950

The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor and per insured depository institution for each account ownership category.

Other Borrowings.  Deposits and repayment of loan principal are GNB’s primary sources of funds for lending activities and other general business purposes. However, when the supply of lendable funds or funds available for general business purposes cannot satisfy the demand for loans or general business purposes, GNB can obtain funds from the FHLB. At December 31, 2014, 2013 and 2012, GNB had $438,000, $1,473,000, and $2,485,000 of FHLB borrowings outstanding, respectively.

Capital Resources.  Total stockholders’ equity was $26.2 million at December 31, 2014 and $25.4 million and $24.6 million at December 31, 2013 and 2012, respectively. The $800,000 increase during the year ended December 31, 2014, can be attributed to the other comprehensive gain in the amount of $22,000, and to net income of $1,440,000, partially offset by dividends of $682,000 during the year.  The $790,000 increase during the year ended December 31, 2013, can be attributed to the net income of $2,151,000 partially offset by a loss in other comprehensive income of $382,000 during the year and dividends of $677,000.  The $1,646,000 increase during the year ended December 31, 2012, can be attributed to the net income of $2,272,000 and other comprehensive income of $57,000 during the year, partially offset by dividends of $684,000.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2014, 2013 and 2012.

	For the Years Ended December,
	2014	2013	2012
Return on average assets	0.71%	1.16%	1.26%
Return on average equity	5.76%	8.52%	9.47%
Dividend payout ratio	47.36%	31.49%	30.10%
Average equity to average assets ratio	12.09%	13.64%	13.35%
Tier 1 capital to average assets ratio	11.26%	13.65%	13.32%

The annualized return on average assets was 0.71% for the year ended December 31, 2014, and for the years ended December 31, 2013 and 2012, the return on average assets was 1.16% and 1.26%, respectively. The annualized return on average equity was 5.76% for the year ended December 31, 2014, and for the years ended December 31, 2013 and 2012, the return on average equity was 8.52% and 9.47%, respectively.

Regulatory Capital.  GNB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, GNB must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Failure to meet capital requirements can initiate regulatory action.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (as set forth in the tables below) of Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2014, 2013 and 2012, GNB met all capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, GNB is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, GNB must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table (dollar figures are in thousands). There are no conditions or events since those notifications that management believes have changed those categories.

	December 31,
	2014		2013		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)
Actual	$24,844	19.70%	$26,891	24.10%	$25,642	24.34%
For capital adequacy purposes	10,090	8.00	8,926	8.00	8,427	8.00
To be well capitalized	12,613	10.00	11,157	10.00	10,524	10.00

Tier I capital (to risk-weighted assets)
Actual	$23,670	18.77%	$25,496	22.85%	$24,325	23.09%
For capital adequacy purposes	5,045	4.00	4,463	4.00	4,213	4.00
To be well capitalized	7,568	6.00	6,694	6.00	6,321	6.00

Tier I capital (to average assets)
Actual	$23,670	11.26%	$25,496	13.65%	$24,325	13.32%
For capital adequacy purposes	8,410	4.00	7,469	4.00	7,303	4.00
To be well capitalized	10,512	5.00	9,336	5.00	9,128	5.00

Liquidity.  Liquidity measures an organization’s ability to meet its cash obligations as they come due. The consolidated statements of cash flows included in the accompanying financial statements provide analysis of GNB’s cash and cash equivalents and the sources and uses of cash.  Liquidity is monitored by both management and the Asset-Liability Committee, which establishes and monitors ranges of acceptable liquidity.  Also, GNB is a member of FHLB which currently provides for a total borrowing capacity of approximately $84 million, with approximately $64 million, available at December 31, 2013 and $76 million available at December 31, 2014.  In addition to the borrowing capacity at FHLB, the Bank has a federal funds line of $5 million with the Atlantic Central Bankers’ Bank.  Management believes that GNB’s current liquidity position is acceptable.

Market Risk and Interest Rate Sensitivity

As a financial institution, GNB’s primary source of market risk is interest rate risk, which is the exposure to fluctuations in future earnings resulting from changes in interest rates.  This exposure is correlated to the repricing characteristics of GNB’s portfolio of assets and liabilities.  Each asset or liability reprices either at maturity or during the life of the instrument.

The principal purpose of asset/liability management is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements.  Net interest income is enhanced by increasing the net interest margin and by the growth in earning assets.  As a result, the primary goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

GNB uses an asset-liability management model to measure the effect of interest rate changes on its net interest income.  Management also reviews asset-liability maturity gap and repricing analyses regularly.  Management does not always attempt to achieve a precise match between interest sensitive assets and liabilities because it believes that an actively managed amount of interest rate risk is inherent and appropriate in the management of profitability. Asset-liability modeling techniques and simulation involve assumptions and estimates that inherently cannot be measured with precision.  Key assumptions in these analyses include maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturing deposit sensitivity, and loan and deposit pricing.  These assumptions are inherently uncertain due to the timing, magnitude, and frequency of rate changes and changes in market conditions and management strategies, among other factors.  However, the analyses are useful in quantifying risk and provide a relative gauge of GNB’s interest rate risk position over time. Management reviews interest rate risk on a quarterly basis and reports to the Asset-Liability Committee.  This review includes earnings shock scenarios whereby interest rates are immediately increased and decreased by 100, 200, 300, and 400 basis points.  These scenarios, detailed in the table below, indicate that there would not be a significant variance in net interest income over a one-year period due to interest rate changes; however, actual results could vary significantly.  At December 31, 2014, 2013 and 2012, all interest rate risk levels according to the model were within the tolerance limits of the Asset-Liability Committee’s approved policy. In addition, the table does not take into consideration changes that management would make to realign its assets and liabilities in the event of an unexpected changing interest rate environment.  Due to the historically low interest rate environment, the -200, -300, and -400 scenarios have been excluded from the table.

December 31, 2014		December 31, 2013		December 31, 2012
Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income	Change in Basis Points	% Change in Net Interest Income

400	-11.10%	400	-17.20%	400	-12.00%
300	-8.30%	300	-12.90%	300	-9.00%
200	-5.60%	200	-8.60%	200	-6.00%
100	-2.80%	100	-4.30%	100	-3.00%
-25	0.60%	-25	0.80%	-25	0.60%

Effects of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Management has identified no other trends, events or material disclosures at this time.

Item 7A         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Company’s Audit Report for December 31, 2014, which is attached to this Form 10-K as Exhibit 13.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of GNB’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Principal Financial Officer concluded that GNB’s disclosure controls and procedures as of December 31, 2014, are effective in timely alerting them to material information relating to GNB required to be in GNB’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

There have been no changes in GNB’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, GNB’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B         Other Information

None.

PART III

Item 10          Directors, Executive Officers and Corporate Governance

Information about GNB’s Directors

The following provides information, as of December 31, 2014, about each director. The information presented includes information each director has given us about his or her age, all positions he or she holds, and his or her principal occupation for the past five years. The following also includes certain individual qualifications and skills that contribute to the board’s effectiveness as a whole. We believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business insight and an ability to exercise sound judgment, as well as a commitment to service.

Timothy J. Allison, age 65, has been a director of GNB and the Bank since 2008. His current term expires in 2017. He is Vice-President of the Bank.

Samuel K. Kauffman, age 44, has been a director of GNB and the Bank since 2010. His current term expires in 2015. He is CEO of S&L Spindles and a dairy farmer.

David H. Koppenhaver, age 66, has been a director of GNB and the Bank since 1997. His current term expires in 2015. He is also Chairman of the Board of Directors of both GNB and the Bank. He is President of Koppy’s Propane, Inc. which is a retailer of propane gas and related supplies.

Charles H. Masser, age 78, has been a director of GNB since 1986 and the Bank since 1984. His current term expires in 2016. He is Treasurer of GNB and the Bank. He is a retired farmer.

Joseph C. Michetti, Jr., age 60, has been a director of GNB and the Bank since 2007. His current term expires in 2017. He is an attorney.

Tammy A. Specht, age 45, has been a director of GNB and the Bank since 2007. Her current term expires in 2015. She is a CPA and owner of Specht and Company.

Steven I. Tressler, age 60, has been a director of GNB and the Bank since 2011. His current term expires in 2017. He is the former Chief Executive Officer of The Herndon National Bank.

Wesley M. Weymers, age 57, has been a director of GNB and the Bank since 2013. His current term expires in 2016. He has been the President of GNB and the Bank since January 1, 2013. Mr. Weymers was Chief Lending Officer of the Bank from January 2011 through December 2012. Prior to that, he was Chief Credit Officer at The First National Bank of Mifflintown from May 2010 through January 2011. He formerly served as Chief Lending Officer at Juniata Valley Bank from August 2008 through May 2010.

Executive Officers

The following table identifies each of the executive officers of GNB and the Bank, their age as of December 31, 2014, the position they currently hold and their professional experience during the prior five years.

Name	Age	Principal Occupation for the Past 5 Years and Position Held with GNB and the Bank
Wesley M. Weymers	57	See “Information about GNB’s Directors” above.
Timothy J. Allison	65	See “Information about GNB’s Directors” above.
Aaron M. Klinger	40	Vice-President and Chief Operating Officer of the Bank
Cindy L. Shade	59	Corporate Secretary of GNB and the Bank

Executive Officers of GNB are elected by the board of directors on an annual basis and serve at the discretion of the board of directors. Mr. Masser is the uncle of Ms. Specht. There are no other family relationships among any of the Executive Officers or directors of GNB.

Code of Ethics

GNB has adopted a Code of Ethics that applies to directors and senior management of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

Audit Committee Financial Expert

The Board of Directors has determined that Tammy A. Specht is qualified to serve as the GNB’s audit committee financial expert and is independent as defined under applicable SEC and Nasdaq rules.

Item 11          Executive Compensation

Director Compensation

GNB did not compensate members of its board of directors during 2014. In 2014, the directors did receive $300 for each meeting of the Bank’s board of directors that they attended.

The following table summarizes the total compensation paid to independent directors during the year ended December 31, 2014:

Name	Fees earned or paid in cash ($)	Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
Samuel K. Kauffman	10,600	-0-		-0-		10,600
David H. Koppenhaver	25,425	6,418	(1)	11,835	(2)	43,678
Charles H. Masser	11,200	-0-		11,835	(2)	23,035
Joseph C. Michetti, Jr.	20,200	2,957	(1)	-0-		23,157
Tammy A. Specht	13,250	2,353	(1)	15,596	(2)	31,199
Steven I. Tressler	13,375	-0-		5,355	(2)	18,730

(1)         Deferred compensation earnings in 2014.

(2)         Insurance benefits paid by GNB.

Directors Deferred Compensation Agreements

Certain GNB directors participate in the Directors Deferred Compensation Agreement, wherein the director may elect to defer a percentage and such deferral will accrue interest equal to one hundred fifty percent (150%) of the average one year Treasury instrument for the plan year. The participants are always 100% vested in the amount they defer. The director is entitled to receive a distribution from his deferred account upon death, termination of service, or reaching age sixty-five, in the manner elected in a previously executed election form.

Executive Compensation

Summary Compensation Table

The table below sets forth information with respect to the annual compensation awarded to, earned by, or paid to each of the Chief Executive Officer and two other named executive officers to the extent such person’s total compensation exceeded $100,000, if any. For the year ending 2014, GNB’s named executive officers were Wesley M. Weymers, President & CEO of GNB and the Bank, Timothy Allison, Vice President of the Bank, and Aaron M. Klinger, Vice President and Chief Operating Officer of the Bank.

Name and principal position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Wesley M. Weymers President & CEO	2014	157,750	61,000	61,270	(1)	10,725	(2)	290,745
	2013	139,000	36,000	57,123	(3)	7,494	(4)	239,617
Timothy J. Allison Vice President	2014	97,200	25,000	18,778	(5)	2,916	(6)	143,894
	2013	117,500	30,000	16,238	(5)	4,464	(6)	168,202
Aaron M. Klinger Vice President and Chief Operating Officer	2014	83,680	22,000	—		2,510	(6)	108,190

(1)         Includes $12,275 attributable to earnings under his deferred compensation plan and $48,995 attributable to accrual under his SERP agreement.

(2)         Includes employer 401(k) contribution of $4,725; car allowance of $6,000.

(3)         Includes $10,512.75 attributable to earnings under his deferred compensation plan and $46,610 attributable to accrual under his SERP agreement.

(4)         Includes employer 401(k) contribution of $5,494.36; car allowance of $2,000.

(5)         Earnings under deferred compensation plan.

(6)         Employer 401(k) contribution.

Employment Agreements

In 2013, GNB entered into an employment agreement with Wesley M. Weymers. Under the agreement, Mr. Weymers shall serve as President and Chief Executive Officer of GNB and the Bank. The term of the agreement is three (3) years. In the event that Mr. Weymers’ employment is terminated without “cause” or the executive resigns for “good reason” he shall receive two times his annual base salary and life, disability, medical insurance and other normal health and welfare benefits for two (2) years from the termination of his employment or until he secures substantially similar benefits through other employment. If Mr. Weymers is involuntarily terminated without cause after a change in control of GNB or the Bank, he shall be entitled to a lump sum payment equal to 2.99 times his annual base salary and life, disability, medical insurance and other normal health and welfare benefits for 2.99 years from the termination of his employment or until he secures substantially similar benefits through other employment. In exchange for the receipt of the employment agreement and severance payments, Mr. Weymers is prohibited for a period of two years from the date of his termination of employment, from engaging, directly or indirectly, in the banking or financial services industry or any other activity in which GNB or the Bank are engaged in Dauphin, Northumberland, or Schuylkill counties. He is also prohibited from soliciting customers or employees of GNB or the Bank.

In 2013, GNB entered into an employment agreement with Aaron M. Klinger. The term of the agreement is two (2) years. In the event that Mr. Klinger’s employment is terminated without “cause” or the executive resigns for “good reason” he shall receive two times his annual base salary and life, disability, medical insurance and other normal health and welfare benefits for two (2) years from the termination of his employment or until he secures substantially similar benefits through other employment. If Mr. Klinger is involuntarily terminated without cause after a change in control of GNB or the Bank, he shall be entitled to a lump sum payment equal to two times his annual base salary and life, disability, medical insurance and other normal health and welfare benefits for two (2) years from the termination of his employment or until he secures substantially similar benefits through other employment. In exchange for the receipt of the employment agreement and severance payments, Mr. Klinger is prohibited for a period of two years from the date of his termination of employment, from engaging, directly or indirectly, in the banking or financial services industry or any other activity in which GNB or the Bank are engaged in a twenty (20) mile radius of the Bank’s main office. He is also prohibited from soliciting customers or employees of GNB or the Bank.

Supplemental Executive Retirement Plan

On July 27, 2012, the Bank and Wesley M. Weymers entered into an Executive Supplemental Retirement Plan (“SERP”). Under the terms of the SERP, upon Mr. Weymers’ termination of employment after retiring after the age of sixty-five and one-half (651/2), he will be entitled to an annual payment equal to $54,000 payable in equal monthly installments for fifteen (15) years. In the event that his employment is terminated prior to age sixty-five and one-half (65 1/2) including for death or disability, he will be entitled to an annual amount equal to the vested annual benefit as provided in the SERP payable in monthly installments for fifteen (15) years. If Mr. Weymers is terminated within twenty-four (24) months after a change in control of the Bank, he will received an annual benefit equal to $54,000 payable in equal monthly installments for fifteen (15) years. If Mr. Weymers is terminated for cause as defined in the agreement, he will not be entitled to any benefits under the SERP.

Wesley M. Weymers Executive Deferred Compensation Agreement

On August 6, 2013, Wesley M. Weymers entered into an executive deferred compensation agreement with the Bank, which was subsequently amended. Pursuant to the agreement, Mr. Weymers may defer a percentage of his salary and/or bonus and such amounts will earn a rate of interest equal to one hundred fifty percent (150%) of the average one year Treasury instrument for the plan year. Mr. Weymers is fully vested in the account balance and will receive payments on the first day of the calendar month following his termination of service or his sixty-fifth (65th) birthday or upon his death.

Timothy J. Allison Executive Deferred Compensation Agreement

On January 8, 2002, Timothy J. Allison entered into an executive deferred compensation agreement with the Bank, which was subsequently amended. Pursuant to the agreement, Mr. Allison may defer a percentage of his salary and/or bonus and such amounts will earn a rate of interest equal to one hundred fifty percent (150%) of the average one year Treasury instrument for the plan year. Mr. Allison is fully vested in the account balance and will receive payments on the first day of the calendar month following his termination of service or his sixty-fifth (65th) birthday or upon his death.

GNB’s Compensation Policies and Practices as they Relate to Risk Management.

The board of directors of GNB has reviewed its compensation policies and practices and has determined that the policies and practices do not motivate imprudent risk taking and are not reasonably likely to have a material adverse effect on GNB.

Compensation Committee Interlocks and Insider Participation

No member of GNB’s Salary, Pension, and Insurance Committee, which acts as its compensation committee, is or has been an officer or employee of GNB or the Bank. Also, during 2014, none of GNB’s executive officers served as a member of the compensation committee. In addition, Wesley M. Weymers is an ex officio member of the compensation committee but does not participate in decisions or discussions regarding his own compensation.

Item 12          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders

The following table sets forth, to the best of our knowledge, those persons or entities who owned of record or beneficially more than 5% of the outstanding shares of GNB common stock as of December 31, 2014.

Beneficial ownership of GNB common stock was determined by referring to Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•                  Voting power which includes the power to vote, or to direct the voting of, the stock;

•                  Investment power which includes the power to dispose, or to direct the disposition of, the stock; or

•                  The right to acquire beneficial ownership within 60 days after December 31, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Steven I. Tressler Herndon, PA	26,028	5.15%

Directors and Executive Officers

The following table sets forth information concerning the beneficial ownership of the GNB’s common stock as of December 31, 2014 for: (a) each incumbent director; (b) each named executive officer of GNB identified in the Summary Compensation Table; and (c) the directors and executive officers as a group. Except as otherwise noted, the named individuals or family members had sole voting and investment power with respect to such securities.

Beneficial ownership of GNB common stock was determined by referring to Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•                  Voting power which includes the power to vote, or to direct the voting of, the stock;

•                  Investment power which includes the power to dispose, or to direct the disposition of, the stock; or

•                  The right to acquire beneficial ownership within 60 days after December 31, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Timothy J. Allison	1,115		0.22%
Samuel R. Kauffman	1,050		0.21%
David H. Koppenhaver	21,061	(1)	4.17%
Charles H. Masser	10,102		1.99%
Joseph C. Michetti, Jr.	9,120		1.80%
Tammy A. Specht	627	(2)	0.12%
Steven I. Tressler	26,028		5.15%
Wesley M. Weymers	240		0.05%
Aaron M. Klinger	105		0.02%
All Directors and Executive Officers as a Group (10 persons)	69,829		13.82%

(1)         Includes 255 shares owned by Mr. Koppenhaver’s spouse.

(2)         Includes 427 shares jointly owned with Ms. Specht’s husband and children.

*                                         The securities “beneficially owned” by an individual may include securities owned by or for the individual’s spouse, minor children and any other relative who has the same home, as well as securities that the individual has or shares voting or investment power, or has the right to acquire beneficial ownership within sixty (60) days after December 31, 2014. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, all shares are individually owned. All numbers have been rounded to the nearest whole number.

Item 13          Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Several of the GNB’s directors, officers, their immediate family members and companies with which they are associated, are customers of the Bank. During 2014, many of them had banking transactions with the Bank, in the ordinary course of the Bank’s business, and intend to do so in the future. The Bank has a formal process with respect to the review and approval of loans extended by the Bank to related persons. In accordance with these procedures all transactions with related persons must be approved or ratified by disinterested members of board of directors. All loans and commitments to loan included in such transactions were made under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons not related to the lender and do not involve more than the normal risk of collection or present other unfavorable features.

Director Independence

Currently, the GNB board of directors has eight (8) members. Under the Nasdaq Stock Market standards for independence, the following directors of GNB meet the standards for independence: Messrs. Kauffman, Koppenhaver, Masser, and Michetti and Ms. Specht. These directors constitute more than a majority of GNB’s board of directors. Only independent directors serve on GNB’s audit, nominating and compensation committees.

In determining each director’s independence, the board of directors considered the services provided, loan transactions between the Bank and the director, the director’s family members and businesses with whom they are associated, contributions made to non-profit organizations with whom the director is associated, and other matters that the board deemed pertinent.

The following table includes a description of other categories or types of transactions, relationships or arrangements considered by the board (in addition to those listed above and under the section entitled “Related Party Transactions” above) in reaching its determination that the directors listed are independent.

Name	Other Transactions/Relationships/Arrangements
Mr. Kauffman	None.
Mr. Koppenhaver	Propane supplies.

Mr. Masser	None.
Mr. Michetti	Legal services.
Ms. Specht	Payroll consulting services.

In each case, the board determined that the described relationship did not impair the independence of the director.

Item 14          Principal Accounting Fees and Services

Aggregate fees billed to GNB and the Bank by S.R. Snodgrass, P.C., GNB’s independent registered public accounting firm, or Patton & Lettich for services rendered during the last two years are presented as follows:

	Year Ended December 31,
	2014	2013
Audit Fees (1)	$113,443	$77,000
Audit-Related Fees	$-0-	$-0-
Tax Fees (2)	$3,496	$-0-
All Other Fees (3)	$4,270	$10,805

(1)         Audit Fees include fees billed for professional services rendered for the audit of the annual financial statements, fees billed for the review of financial statements or services that are provided by the GNB’s independent accountant, in connection with statutory and regulatory filings or engagements. S.R. Snodgrass, P.C. performed all annual financial statement audit services for 2014, and Patton & Lettich performed all annual financial statement audit services for 2013.

(2)         Tax Fees include fees billed for professional services rendered by S.R. Snodgrass, P.C., during 2014 and Patton & Lettich during 2013, for tax compliance, tax advice, tax planning, and preparation of corporate tax returns.

(3)         All Other Fees include fees related to Bank Secrecy Act and various lending compliance audits.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services being approved and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

PART IV

Item 15          Exhibits, Financial Statement Schedules

(a)(1) The following financial statements are incorporated by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statements of Comprehensive Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules (This item is omitted since information required is either not applicable or is included in the footnotes to the Annual Financial Statements.)

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger by and between GNB Financial Services, Inc. and FNBM Financial Corporation dated as of July 2, 2014 (incorporated by reference to Annex A to registrant’s prospectus, dated January 8, 2015, filed on January 8, 2015 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324)) Schedules are omitted; registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

2.2

Amendment No. 1 to Agreement and Plan of Merger by and between GNB Financial Services, Inc. and FNBM Financial Corporation dated as of October 7, 2014 (incorporated by reference to Annex A to registrant’s prospectus, dated January 8, 2015, filed on January 8, 2015 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324)).

3.1

GNB Financial Services, Inc. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

3.2

GNB Financial Services, Inc. Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.1

Employment Agreement of Wesley M. Weymers (incorporated by reference to Exhibit 10.1 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.2

Employment Agreement of Aaron M. Klinger (incorporated by reference to Exhibit 10.2 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.3

Employment Agreement of Jeremy A. Dobbin (incorporated by reference to Exhibit 10.3 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.4

Supplement Executive Retirement Plan of Wesley M. Weymers (incorporated by reference to Exhibit 10.4 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.5

Form of Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.6

Form of Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.7

Form of Employment Agreement of James O’Brien (incorporated by reference to Exhibit 10.7 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

13	GNB Financial Services, Inc. and Subsidiary Audit Report December 31, 2014
14	Code of Ethics
21.1	Subsidiaries of GNB Financial Services, Inc.
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a))
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a))
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b))
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b))

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GNB FINANCIAL SERVICES, INC.

By:	/s/ Wesley M. Weymers
Wesley M. Weymers
President and Chief Executive Officer

Date:	March 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 24, 2015.

Name	Capacity

/s/ David A. Koppenhaver	Chairman and Director
David A. Koppenhaver

/s/ Wesley M. Weymers	President and Chief Executive Officer and Director (Principal Executive Officer)
Wesley M. Weymers

/s/ Timothy J. Allison	Director
Timothy J. Allison

/s/ Samuel K. Kauffman	Director
Samuel K. Kauffman

/s/ Charles H. Masser	Treasurer and Director
Charles H. Masser

/s/ Joseph C. Michetti, Jr.	Director
Joseph C. Michetti, Jr.

/s/ Tammy A. Specht	Director
Tammy A. Specht

/s/ Steven I. Tressler	Director
Steven I. Tressler

/s/ Aaron M. Klinger	Principal Financial Officer
Aaron M. Klinger

/s/ Kelly Carter	Controller
Kelly Carter

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger by and between GNB Financial Services, Inc. and FNBM Financial Corporation dated as of July 2, 2014 (incorporated by reference to Annex A to registrant’s prospectus, dated January 8, 2015, filed on January 8, 2015 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324)) Schedules are omitted; registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

2.2

Amendment No. 1 to Agreement and Plan of Merger by and between GNB Financial Services, Inc. and FNBM Financial Corporation dated as of October 7, 2014 (incorporated by reference to Annex A to registrant’s prospectus, dated January 8, 2015, filed on January 8, 2015 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324)).

3.1

GNB Financial Services, Inc. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

3.2

GNB Financial Services, Inc. Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.1

Employment Agreement of Wesley M. Weymers (incorporated by reference to Exhibit 10.1 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.2

Employment Agreement of Aaron M. Klinger (incorporated by reference to Exhibit 10.2 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.3

Employment Agreement of Jeremy A. Dobbin (incorporated by reference to Exhibit 10.3 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.4

Supplement Executive Retirement Plan of Wesley M. Weymers (incorporated by reference to Exhibit 10.4 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.5

Form of Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.6

Form of Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

10.7

Form of Employment Agreement of James O’Brien (incorporated by reference to Exhibit 10.7 to registrant’s registration statement on Form S-4 originally filed October 15, 2014, as amended (File No. 333-199324))

13	GNB Financial Services, Inc. and Subsidiary Audit Report December 31, 2014
14	Code of Ethics
21.1	Subsidiaries of GNB Financial Services, Inc.
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a))
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a))
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b))
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b))